Form 10-K
period 1998-12-31
FIRST UNION RESIDENTIAL SECURITIZATION TRANSACTIONS INC
filed 1999-03-25
CIK 1012278

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

     First Union Residential Securitization Transactions, Inc.
                 Mortgage Pass-Through Certificates
                       Series  1998-B  Trust
        (Exact name of registrant as specified in its charter)



New York                          Pending
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

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

     Not applicable


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

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

         As of December 31, 1998, the number of holders of
         the publicly offered Certificates was
         37


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

                     a)   First Union <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   First Union <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders.

            (b) On October 9, 1998, November 10, 1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

First Union Residential Securitization Transactions, Inc.
Mortgage Pass-Through Certificates
Series  1998-B  Trust

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