Form 10-K/A
period 1998-12-31
FIRST UNION RESIDENTIAL SECURITIZATION TRANSACTIONS INC
filed 1999-12-17
CIK 1012278

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___


     This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of First Union Residential Securitization Transactions, Inc. Mortgage Pass-Through Certificates Series 1998-A Trust established pursuant to a Pooling and Servicing Agreement among First Union Residential Securitization Transactions, Inc. as Depositor, First Union National Bank as Seller, First Union Mortgage Corporation as Servicer and Norwest Bank Minnesota, National Association, as Trustee and as Document Custodian, pursuant to which the First Union Residential Securitization Transactions, Inc. Mortgage Pass-Through Certificates Series 1998-A Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>


              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>


              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 07, 1998, November 10,1998, and December 8, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

First Union Residential Securitization Transactions, Inc.
Mortgage Pass-Through Certificates
Series  1998-A Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  December 15, 1999

Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.