Form 10-K/A
period 1998-12-31
FIRST UNION RESIDENTIAL SECURITIZATION TRANSACTIONS INC
filed 1999-12-17
CIK 1012278

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                   Amendment 1

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of First Union Residential Securitization Transactions, Inc. Mortgage Pass-Through Certificates Series 1998-B Trust established pursuant to a Pooling and Servicing Agreement among First Union Residential Securitization Transactions, Inc. as Depositor, First Union National Bank as Seller, Master Servicer and Trust Administratot and Norwest Bank Minnesota, National Association, as Trustee and as Document Custodian, pursuant to which the First Union Residential Securitization Transactions, Inc. Mortgage Pass-Through Certificates Series 1998-B Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

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

                     a)  First Union, as Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>


              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 09, 1998, November 10, 1998, and December 08, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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