Form 10-K/A
period 2002-12-31
WACHOVIA ASSET SECURITIZATION INC
filed 2003-04-10
CIK 1012278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

INTRODUCTORY NOTE

     The Registrant is the issuer of the Mortgage Pass-Certificates Series 2002-1 (the “Bonds”), issued under a Pooling & Servicing Agreement dated as of September 27, 2002 by and between the Registrant, Wachovia Bank, as Servicer, Master Servicer and Certificate Administrator, and JPMorgan Chase Bank as Trustee.

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
The Master Servicer is not aware of any material pending legal proceedings involving the Registrant, the Trustee, the Master Servicer, Certificate Administrator or the Servicer with respect to the Bonds or the Registrant’s property.

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

Item 6.	Selected Financial Data. Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable.

Item 7A	Quantitative and Qualitative Disclosures About Market Risks.
Not Applicable.

Item 8.	Financial Statements and Supplementary Data.
Not Applicable.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Not Applicable.

Item 11.	Executive Compensation.
Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
The Certificate Administrator is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Bonds

Item 13.	Certain Relationships and Related Transactions.
None or Not Applicable.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of the report

	(1)	Financial Statements
Not Applicable.

	(2)	Financial Statement Schedules
Not Applicable.

(b)	The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002:

Date of Reports	Items Covered
11/8/2002	Statement to Certificateholder

12/9/2002	Statement to Certificateholder

1/7/2003	Statement to Certificateholder

(c)	Exhibits*

99.1 Annual Statement to Bondholders for the period ended December 31, 2002

99.2 Annual Statement as to Compliance

99.3 Annual Accountant’s Report

(d)	Additional financial statements

	(1)	Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

None.

	(2)	Affiliates whose securities are pledged as collateral.

None.

	(3)	Schedules.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Registrant by the undersigned, thereunto duly authorized.

Dated: April 3, 2003	By: Wachovia Bank, National Association, as Master Servicer

By: /s/ Joseph M. Devine Name: Joseph M. Devine Title: Vice President and Assistant Secretary

WACHOVIA ASSET SECURITIZATION, INC.,
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-1

I, Joseph M. Devine, certify that:

1. I have reviewed the annual report on Form 10-K, and all Monthly Form 8-K’s containing Distribution Date Statements filed in respect of periods included in the year covered by this annual report, of the Wachovia Asset Securitization 2002-1 Trust (the “Trust”);

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Certificate Administrator by the Servicer under the Pooling and Servicing Agreement, dated September 27, 2002 (the “Agreement”), among Wachovia Asset Securitization, Inc., as depositor, Wachovia Bank, National Association, as servicer (in such capacity, the “Servicer”), master servicer and certificate administrator (in such capacity, the “Certificate Administrator”), and JPMorgan Chase Bank, as trustee for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the Servicer under the Agreement and based upon my knowledge and the annual compliance required under the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports.

By:	/s/ Joseph M. Devine

Name:	Joseph M. Devine
Title:	Vice President and Assistant Secretary

INDEX OF EXHIBITS

99.1	Annual Statement to Bondholders for the period ended December 31, 2002
99.2	Annual Statement as to Compliance
99.3	Annual Accountant’s Report